Form 10QSB
period 2000-06-30
KEYSTONE SILVER MINES INC
filed 2000-09-22
CIK 1119327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    (Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from         to
                                  ---------  ---------

                          Commission File No. 000-31107


                               KEYSTONE SILVER MINES, INC.

                 (Name of Small Business Issuer in Its Charter)

            Idaho                                      82 6008705
           -------                                    ------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER INCORPORATION OR
        ORGANIZATION)                               IDENTIFICATION NO.)

808 S. College, Suite 300, McKinney, TX 75069
------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

(509) 326-1029
---------------------------
(ISSUER'S TELEPHONE NUMBER)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, par value $0.05
                                (Title of Class)

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2000: Common stock 1,974,070 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

                                TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                   PAGE
                                                                   ----
Item 1. Financial Statements.....................................  3/12

Item 2. Plan of Operation........................................   13

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................   15

Item 2. Changes in Securities....................................   16

Item 3. Defaults Upon Senior Securities..........................   16

Item 4. Submission of Matters to a Vote of Security Holders......   16

Item 5. Other Information........................................   16

Item 6. Exhibits and Reports on Form 8-K.........................   16

SIGNATURES.......................................................   17

                              FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000



                        TABLE OF CONTENTS

                                                          PAGE

BALANCE SHEET - ASSETS                                      4

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY        4

STATEMENT OF OPERATIONS                                     5

STATEMENT OF STOCKHOLDERS' EQUITY                           6

STATEMENT OF CASH FLOWS                                     7

NOTES TO FINANCIAL STATEMENTS                               8


                          KEYSTONE SILVER MINES, INC.
                                 BALANCE SHEETS
                        JUNE 30, 2000 & JUNE 30, 1999
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                        JUNE 30, 2000 JUNE 30, 1999
CURRENT ASSETS
     Account Receivable, related party                                     $   2,654     $       -
                                                                           ----------    ----------

PROPERTY AND EQUIPMENT
     Oil and gas properties (successful efforts)                              62,500             -
     Less accumulated depreciation, depletion, and amortization                  368             -
                                                                           ----------    ----------
          NET PROPERTY AND EQUIPMENT                                          62,132             -
                                                                           ----------    ----------

OTHER ASSETS
     Organization costs, net of accumulated amortization of
       $2,000 and $0, respectively                                            18,000             -
     Deferred tax asset, net of allowance of $22,296                               -             -
                                                                           ----------    ----------
          TOTAL OTHER ASSETS                                                  18,000             -
                                                                           ----------    ----------

                                                                           $  82,786     $       -
                                                                           ==========    ==========


                                   LIABILITIES
                                   -----------
                                                                         JUNE 30, 2000   JUNE 30, 1999

TOTAL LIABILITIES                                                          $       -     $ 100,000

SHAREHOLDERS' EQUITY
     Common stock,$ 0.05 par, 10,000,000 shares
        authorized, 1,974,070 and 9,034,868 shares
        outstanding, respectively                                             98,703       451,743
     Additional paid-in-capital                                              521,959      ( 13,581)
     Outstanding stock options                                               100,000             -
     Retained deficit                                                       (637,876)     (538,162)
                                                                           ----------    ----------
           TOTAL SHAREHOLDERS EQUITY                                          82,786             -
                                                                           ----------    ----------

                                                                           $  87,786     $       -
                                                                           ==========    ==========


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE UNAUDITED FINANCIAL STATEMENTS.

                           KEYSTONE SILVER MINES, INC.
                             STATEMENT OF OPERATIONS
             Forthe three months ending June 30, 2000 and 1999, and
                For the six months ending June 30, 2000 and 1999
                                   (UNAUDITED)

                                                       THREE MONTHS ENDING JUNE 30       SIX MONTHS ENDING JUNE 30
                                                       ---------------------------       -------------------------
                                                          2000             1999             2000            1999
REVENUE
     Oil and gas revenue                                $  5,491       $      -           $  5,491     $      -
                                                        ---------      ---------          ---------    ---------

EXPENSES
     Lease operating expense                               2,837              -              2,837            -
     Depreciation, depletion and amortization              1,368              -              2,368            -
     Consulting expense                                  100,000              -            100,000            -
                                                        ---------      ---------          ---------    ---------
     TOTAL EXPENSES                                      104,205              -            105,205            -
                                                        ---------      ---------          ---------    ---------

NET LOSS BEFORE PROVISION FOR INCOME TAXES
                                                         (98,714)             -            (99,714)           -
                                                        ---------      ---------          ---------    ---------

PROVISION FOR INCOME TAXES                                     -              -                  -            -
                                                        ---------      ---------          ---------    ---------

   NET LOSS                                             $(98,714)      $      -           $(99,714)    $      -
                                                        =========      =========          =========    =========

LOSS PER SHARE:
     Basic                                              $  (0.05)      $      -           $  (0.05)    $      -
                                                        =========      =========          =========    =========
     Diluted                                            $  (0.01)      $      -           $  (0.01)    $      -
                                                        =========      =========          =========    =========


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE UNAUDITED FINANCIAL STATEMENTS.


                           KEYSTONE SILVER MINES, INC.
                  Statements of Changes in Shareholders' Equity
                   For the Six Months Ended June 30, 2000, and
                        For Six Months Ended June 30, 1999
                                   (Unaudited)


                                                                      Discount/    Outstanding
                                                        Common       Additional       Stock       Retained
                                        Shares          Stock      Paid-In-Capital   Options       Deficit         Total
                                      -----------    -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1998             9,034,868     $  451,743     $  (13,581)    $        -    $ (538,162)    $ (100,000)
Net income                                     -              -              -              -             -              -
                                      -----------    -----------    -----------    -----------   -----------    -----------

Balance, June 30, 1999                 9,034,868     $  451,743     $  (13,581)    $        -    $ (538,162)    $ (100,000)
                                      ===========    ===========    ===========    ===========   ===========    ===========

Balance, December 31, 1999               349,070         17,453        440,709        100,000      (538,162)        20,000
Shares issued for acquisition
   of oil and gas properties             625,000         31,250         31,250              -             -         62,500
Shares issued for services             1,000,000         50,000         50,000              -             -        100,000
Net loss                                       -              -              -              -       (99,714)       (99,714)
                                      -----------    -----------    -----------    -----------   -----------    -----------

Balance, June 30, 2000                 1,974,070     $   98,703     $  521,959     $  100,000    $ (637,876)    $   82,786
                                      ===========    ===========    ===========    ===========   ===========    ===========


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE UNAUDITED FINANCIAL STATEMENTS.



                           KEYSTONE SILVER MINES, INC.
                            Statements of Cash Flows
                For the Six Months Ended June 30, 2000, and 1999
                                   (Unaudited)


                                                                   JUNE 30, 2000   JUNE 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            (99,714)             -
   Adjustment to reconcile net loss to net cash
      Provided by operating activities
         Depreciation, depletion, and amortization                       2,368              -
         Services acquired with common stock                           100,000              -
         Changes in assets and liabilities:
               Increase in account receivable, related party             2,654              -
   Net cash flows provided by operating activities                           -              -
                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -              -
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                         -              -
                                                                   ------------   ------------

NET INCREASE IN CASH                                                         -              -

CASH, beginning                                                              -              -
                                                                   ------------   ------------

CASH, ending                                                                 -              -
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES

       Shares issued for services related to organization costs    $         -    $         -
                                                                   ============   ============

       Shares issued for acquisition of oil and gas properties     $    62,500    $         -
                                                                   ============   ============

       Shares issued for services                                  $   100,000    $         -
                                                                   ============   ============

       Options issued for reduction in payable to shareholder      $         -    $         -
                                                                   ============   ============



                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE UNAUDITED FINANCIAL STATEMENTS.

                                   LIABILITIES
                                   -----------

                           KEYSTONE SILVER MINES, INC.
                          Notes to Financial Statements


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


NOTE A     -      BASIS OF PRESENTATION


                  The financial statements included in this report have been prepared by Keystone Silver Mines, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 1999 and 1998. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.


NOTE B   -        SIGNIFICANT ACCOUNT POLICIES

                  Organization
                  ------------

                  Keystone Silver Mines, Inc. (the Company), was originally incorporated in the State of Idaho on July 1, 1957, as Uranium Discovery and Development Company, for the purpose of exploring and developing uranium properties in Utah and acquiring mining claims and exploring for silver and lead in Shoshone County, Idaho and Mineral County, Montana. In 1962, the Company changed its name to Keystone Silver Mines, Inc.

                  In 1993, the mining laws in the U.S. were changed with the result that the Bureau of Land Management (BLM) placed a $200 fee per unpatented mining claim for that year with an annual fee of $100 per mining claim thereafter. The Board of Directors decided in 1993 that the Company could not afford the annual fees to the BLM and therefore dropped all but ten of the unpatented claims. Subsequently, the remaining value of claims was reduced to zero.

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)


                  Effective August 9, 1999, the Company affected a reverse stock split. At that date 9,034,868 shares of common stock were outstanding. These shares were cancelled and converted at a ratio of 1 share of Keystone Silver Mines, Inc. common stock for every 70 shares of Keystone Silver Mines, Inc. common stock outstanding.


                  Business Activity
                  -----------------

                  The Company is principally engaged in the production of oil and gas. The Company owns a working interest in an oil and gas property located in Kansas. The Company is planning to acquire and develop oil and gas properties within the mid-continent region of the United States.

                  Estimates
                  ---------

                  The preparation of financial statements is conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Oil and Gas Properties
                  ----------------------

                  The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under the successful efforts method, the Company capitalizes all oil and gas leasehold acquisition costs. For unproved properties, leasehold impairment is recognized based upon an individual property assessment and exploration experience. Upon discovery of commercial reserves, such leasehold costs are transferred to proved properties.

                  Geological and geophysical expenses, production costs, and overhead are charged against income as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be unsuccessful (dry holes), applicable costs are expensed. Costs incurred to drill and equip developmental wells, including unsuccessful development wells, are capitalized.

                  Expenditures related to extensive well workover are capitalized upon determining that the workover resulted in significantly increased proved reserves. All other workover costs are expensed as incurred. These costs include those for deepening existing producing wells within the same producing formation when such operations are conducted for the purpose of restoring efficient operating conditions as well as other repairs, reconditioning, or reworking costs of wells already drilled and operating.

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)



                  Depreciation, depletion, and amortization of the cost of proved producing oil and gas properties, including wells and related equipment and facilities, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation, depletion, and amortization was $368 for the six months ended June 30, 2000. There was no depreciation, depletion, or amortization for the six months ended June 30, 1999.

                  When complete units of depreciable property are retired or sold, the asset costs and related accumulated depreciation and depletion are eliminated with any gain or loss reflected in income.

                  Federal Income Taxes
                  --------------------

                  The Company accounts for federal income taxes under the provisions of SFAS No. 109 which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, the recognition of future tax benefits, such as net operating loss carryforwards, are required to the extent that realization of such benefits are more likely.


NOTE C   -        RELATED PARTY TRANSACTIONS

                  At December 31, 1998, the Company had an outstanding payable due to a majority shareholder totaling $100,000. During the year ended December 31, 1999, an agreement was entered into with Jeff Johnson, whereby he would obtain controlling interest in the Company. Mr. Johnson paid $100,000 directly to the shareholder. Pursuant to the agreement, the Company's capital structure was reorganized as discussed at NOTE B and Mr. Johnson received an option to purchase 5,000,000 shares of common stock at $.05 per share. (NOTE F - As of June 30, 2000, Mr. Johnson has not exercised this option, however, Mr. Johnson holds an 82% interest in the Company as of June 30, 2000.)

                  Jeff Johnson, president and shareholder of the Company, is the sole shareholder of Scope Operating Company. Scope Operating Company is the operator for the Company's oil and gas property. Scope Operating Company receives the oil and gas revenue and pays the direct operating expenses of the property. The summary of transactions between Scope Operating Company and the Company for the six months ended June 30, 2000, and the year ended December 31, 1999, are as follows:

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)



                                                               June 30,         June 30,
                                                                 2000             1999

                 Oil and gas revenue-working interest           $5,491             $ -
                 Less: lease operating expenses                 $2,837             $ -
                 Net income remitted to the Company             $2,654             $ -



                  Effective April 11, 2000, the Company entered into an agreement to purchase a twenty-five percent working interest in an oil and gas property from Scope Operating Company. During April 2000, this property began its initial production. Pursuant to this agreement, the Company issued 625,000 of its unregistered, restricted stock at a value of $62,500, which is the discounted value of the Company's unregistered common stock. The property value recorded is significantly less than the value presented in the current reserve study.

                  The Company had an account receivable balance from Scope Operating Company in the amount of $2,654 at June 30, 2000.


NOTE D   -        ORGANIZATION COSTS

                  Costs incurred to accomplish the changes in the capital structure have been capitalized as organization costs. These costs will be amortized over sixty months beginning in January 2000. During the six months ended June 30, 2000, the Company incurred amortization expense in the amount of $2,000.


NOTE E    -       FEDERAL INCOME TAX AND DEFERRED FEDERAL INCOME TAX

                  Due to a net operating loss, the Company currently has no liability for the state or federal income taxes. The Company has no significant temporary differences between financial statement carrying amounts and their respective tax basis resulting in deferred taxes. A deferred tax asset of $22,296 related to the net operating loss carryforward has been recorded; however, a valuation allowance has been provided for the entire balance of this deferred tax asset. Therefore, the provision for income taxes for the six months ended June 30, 2000, and the six months ended June 30, 1999, is zero. The Company has an aggregate net operating loss carryforward of $99,714. The net operating loss carryforward will expire in 2020.

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)




NOTE F    -       COMMITMENTS AND CONTINGENCIES


                  The exploration, development, and production of oil and gas is subject to various federal and state laws and regulations to protect the environment. Various state and governmental agencies are considering or have adopted laws and regulations regarding environmental control which could adversely affect the business of the Company. Compliance with such legislation and regulations, together with penalties resulting from noncompliance therewith, will increase the cost of oil and gas development and production. Some of these costs may ultimately be borne by the Company.

                  As a part of the agreement with Jeff Johnson (NOTE C), options were issued for the purchase of 5,025,000 shares of post-split common stock at $0.05 per share. Jeff Johnson receive 5,000,000 of the options and various other individuals received the remaining 25,000 options. The options expire August 9, 2001. As of June 30, 2000, none of the options have been exercised.


NOTE G    -       CONCENTRATIONS


                  One customer accounted for all of the Company's oil and gas sales for the six months ended June 30, 2000.

Item 2 - Plan of Operation

The Company was organized July 1, 1957 (Date of Inception) under the laws of the State of Idaho, as Uranium Discovery & Development Company. The corporate purpose was to explore and develop uranium properties in Utah and in the silver and lead areas of Shoshone County, Idaho and Mineral County, Montana. The Company authorized 10,000,000 shares of common stock at $.05 per share par value.

On February 12, 1962, the Company changed its name to Keystone Silver Mines, Inc. In 1993, mining law changed with the result that a fee was placed on unpatented mining claims of $200.00 per claim for that year and $100.00 annual renewal fees in following years. The Board of Directors at the time dropped all but ten unpatented claims that it then held. Subsequently, the value of all mining claims was reduced to zero.

As of August 9, 1999, there were 9,034,868 shares of common stock outstanding. On that date, the Board of Directors authorized a 70 to 1 reverse split. Following the split, the Company had 129,070 shares outstanding. It then issued 220,000 shares in exchange for services rendered with the result that as of December 31, 1999, there were 349,070 shares of common stock outstanding.

As part of the reorganization which occurred on August 9, 1999, the Company acquired a working interest in an oil and gas property located in the State of Kansas in exchange for 625,000 post-split shares of common stock and issued an additional 1,000,000 shares for services in connection with the acquisition.

As of April 30, 2000, the Company had 1,974,070 shares of common stock outstanding. 149,070 of those common shares are freetrading. The balance of the common shares outstanding are unregistered and restricted having been issued pursuant to Section 4(2) of the Securities & Exchange Act of 1933, as amended. These shares may be registered after August 9, 2000 by the filing of a Form 144 pursuant to Regulation 230.144 of the Securities & Exchange Act of 1933, as amended.

Also, on August 9, 1999, the Company authorized certain stock options as follows:

To S. Jeff Johnson, an option to purchase 5,000,000 shares at $.05 at any time within 2 years of August 9, 1999; to Harry F. Magnuson, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Terry Dunne, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Mark Absec, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; to Dennis O'Brien, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999 to R. M. MacPhee, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; and to Thomas R. Magnuson, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999. None of these options had been exercised as of April 20, 2000.

The Company will now engage in the oil and gas business including production from currently owned operations and the acquisition and development of additional mid-continent oil and gas properties.

On August 9, 1999, the Company purchased a 25% undivided interest in the oil and gas lease which the Company acquired was formerly owned by Scope Operating Company and Scope will remain as the operator of the lease. Scope Operating Company is the holder of the other 75% of the lease and will continue to own that portion of the leasehold.

The lease is known as the Felts Lease which is located in the Cherokee Platform Province which extends from South Eastern Kansas and into part of South Western Missouri and North Eastern Oklahoma. The Cherokee Platform Province covers a total of 37 counties, is 235 miles long and 210 miles wide in an area of approximately 26,500 square miles. The Felts Lease consists of 90 acres within that broader expanse. The development of the Cherokee Platform Province began in the 1860's with drilling in Bourbon and Cherokee Counties in Kansas with the first discovery of oil in Allen County, Kansas in 1873. Over 200,000 wells have been drilled in the province and 431 fields larger than 1 MMBOE have been discovered. By the end of 1990, over 5.3 billion barrels of oil had been discovered and 4.3 trillion cubic feet of gas had been discovered.

The Felts Lease is comprised of approximately 90 acres near Coffeyville, Kansas, approximately 110 miles North North East of Tulsa, Oklahoma. The acreage is bound by a river on the West side and is adjacent to an improved roadway (State Highway 169) on the East.

From 1983 to 1984 29 wells were drilled East of the river. The original operator was Black Star Petroleum, now defunct. Most of the wells were fully equipped and were oil wells or injection wells. Black Star produced approximately 17,000 barrels of oil over a two year period before declaring bankruptcy. The wells then sat idle for many years until the landowner began pumping 3 to 5 wells on an intermittent basis. From mid 1993 through 1995, the landowner recovered and received approximately $100,000.00 from oil sales. In 1999, the lease was sold to Scope Operating Company, the property was cleaned up and access to the wells was again established.

Oil production is from the Red Fork Sandstone at approximately 600 feet. The feature is a North East/South West trending sandbar with accumulations of over thirty feet of sand under some areas of the lease. Cores from an adjacent lease show the Red Fork to have an average porosity of 19% and an average permeability of 100 millidracys. Engineering calculations indicate 240,000 barrels of recoverable oil under the Felts Lease with only 20,000 barrels having already been recovered. All 20,000 barrels were recovered with primary production methods. This leaves approximately 220,000 barrels recoverable by primary and secondary production methods.

All wells were drilled through the Red Fork, cased, cemented to surface, perforated and lightly fraced. This gives the operator logs of the formation as well as control over the injection fluids which will be used for secondary recovery. All of these factors should increase the amount of oil recovered and increase the effect of secondary recovery.

During 1999, Scope Operating Company implemented a Phase I program that included ten producing wells. The ten wells were pulled, cleaned out, downhole pumps were repaired or replaced. New electrical wiring was installed throughout and a portion of a new storage facility was constructed. Initially, the ten wells were produced over a thirty day period with the result of approximately 10 to 12 barrels of oil production per day and good gas production with a ratio of an average water/oil of 50/50. All indications were that the property would flood successfully.

Phase II was completed in early 2000 bringing in a total of 21 producing oil wells, 7 injector wells and a single water supply well. The storage facility and injection plant were completed under this program.

Presently the wells are producing and all oil is sold pursuant to a division order dated April 1, 2000 to Cooperative Refining, LLC. Payment for the crude oil is adjusted on a daily basis and is based upon the common benchmark SPC West Texas Intermediate Sweet, plus $1.00 per barrel as a premium due to the fact that the oil produced is of high quality being 32 degree API gravity and because of the close proximity of the wells to the refinery.

The crude oil contract can be terminated at any time by either party. There are other purchasers in the area who would buy the oil if Cooperative Refining no longer wished to do so. Management of Scope Operating is confident that there will always be a ready market for the sale of the crude oil produced from the Felts Lease for as long as oil can be produced from it.

Revenues received are divided by the payment of 12% to the landowner and 87% to Scope Operating Company. Scope Operating then deducts the lease operating expenses from the gross revenue and distributes the net proceeds to the Company, Keystone, and other working interest participants in the leasehold.


Forward Looking Statements:

This Quarterly Report on Form 10-QSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None
                                       15

Item 2 - Changes in Securities

On August 9, 1999, the Company authorized certain stock options as follows:

To S. Jeff Johnson, an option to purchase 5,000,000 shares at $.05 at any time within 2 years of August 9, 1999; to Harry F. Magnuson, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Terry Dunne, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Mark Absec, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; to Dennis O'Brien, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999 to R. M. MacPhee, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; and to Thomas R. Magnuson, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999. None of these options had been exercised as of June 30, 2000.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Section 12 of the Securities Exchange Act of 1934, the registrant

Dated: September 21, 2000



By: /s/ S. Jeff Johnson
---------------------------
S. Jeff Johnson
Chief Executive Officer, Director