Form 10QSB
period 2000-09-30
KEYSTONE SILVER MINES INC
filed 2000-11-14
CIK 1119327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    (Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

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

                                 (972) 529-1155
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, par value $0.05
                                (Title of Class)

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000: Common stock 2,534,070 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                   PAGE
                                                                   ----

Item 1. Financial Statements.....................................  3/12

Item 2. Plan of Operation........................................   13

PART 11 - OTHER INFORMATION

Item 1. Legal Proceedings........................................   16

Item 2. Changes in Securities....................................   16

Item 3. Defaults Upon Senior Securities..........................   16

Item 4. Submission of Matters to a Vote of Security Holders......   16

Item 5. Other Information........................................   16

Item 6. Exhibits and Reports on Form 8-K.........................   16

SIGNATURES.......................................................   17

                              FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


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

                           KEYSTONE SILVER MINES, INC.
                                 BALANCE SHEETS
                     SEPTEMBER 30, 2000 & SEPTEMBER 30, 1999
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2000            1999
                                                   -------------   -------------
CURRENT ASSETS

  Cash and Equivalents                             $    517,340               -
  Notes Receivable, related party                        20,000               -
  Account Receivable, related party                       6,780    $          -
                                                   -------------   -------------
        TOTAL CURRENT ASSETS                       $    544,182               -
                                                   -------------   -------------
PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts)      $     62,500    $          -
  Less accumulated depreciation, depletion,
    and amortization                               $        536    $          -
                                                   -------------   -------------
        NET PROPERTY AND EQUIPMENT                 $     61,964    $          -
                                                   -------------   -------------
OTHER ASSETS
  Organization costs, net of accumulated
    amortization of $3,000 and $0, respectively    $     17,000    $     20,000
  Deferred tax asset, net of allowance of $22,296  $          -    $          -
                                                   -------------   -------------
        TOTAL OTHER ASSETS                         $     17,000    $     20,000
                                                   -------------   -------------

        TOTAL ASSETS                               $    623,084    $     20,000
                                                   =============   =============


                                   LIABILITIES
                                   -----------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2000            1999
                                                   -------------   -------------

TOTAL LIABILITIES                                  $          -    $          -

SHAREHOLDERS' EQUITY
  Common stock, $0.05 par, 10,000,000 shares
     authorized, 2,534,070 and 349,070 shares
     outstanding, respectively                     $    126,703    $     17,453
  Additional paid-in-capital                          1,053,959    $    440,709
  Outstanding stock options                             100,000    $    100,000
  Retained deficit                                     (657,578)   $   (538,162)
                                                   -------------   -------------
        TOTAL SHAREHOLDERS EQUITY                  $    623,084    $     20,000
                                                   -------------   -------------

                                                   $    623,084    $     20,000
                                                   =============   =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                                   KEYSTONE SILVER MINES, INC.
                                     STATEMENT OF OPERATIONS
                   For the three months ending September 30, 2000 and 1999, and
                      For the nine months ending September 30, 2000 and 1999
                                           (UNAUDITED)

                                                  THREE MONTHS ENDING        NINE MONTHS ENDING
                                                  -------------------        ------------------
                                                      SEPTEMBER 30              SEPTEMBER 30
                                                      ------------              ------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
REVENUE
     Oil and gas revenue                        $   8,534    $       -    $  14,025    $       -
                                                ----------   ----------   ----------   ----------

EXPENSES
     Lease operating expense                    $   4,408    $       -    $   7,245    $       -
     Depreciation, depletion and amortization       1,168    $       -        3,536    $       -
     Consulting expense                                 -    $       -    $ 100,000    $       -
      General and Administrative                $  22,660                 $  22,660
                                                ----------                ----------

     TOTAL EXPENSES                             $  28,236    $       -    $ 133,441    $       -
                                                ----------   ----------   ----------   ----------


NET LOSS BEFORE PROVISION FOR INCOME TAXES      $ (19,702)   $       -    $(119,416)   $       -
                                                ----------   ----------   ----------   ----------

PROVISION FOR INCOME TAXES                      $       -    $       -    $       -    $       -
                                                ----------   ----------   ----------   ----------

   NET LOSS                                     $ (19,702)   $       -    $(119,416)   $       -
                                                ----------   ----------   ----------   ----------

LOSS PER SHARE:
     Basic                                      $   (0.01)   $       -    $   (0.05)   $       -
                                                ----------   ----------   ----------   ----------
     Diluted                                    $   (0.01)   $       -    $   (0.01)   $       -
                                                ----------   ----------   ----------   ----------

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                  OF THESE FINANCIAL STATEMENTS.

                                                 KEYSTONE SILVER MINES, INC.
                                        Statements of Changes in Shareholders' Equity
                                      For the Nine Months Ended September 30, 2000, and
                                            For the Year Ended December 31, 1999
                                                         (Unaudited)

                                                                    DISCOUNT/
                                                                    ADDITIONAL    OUTSTANDING
                                                       COMMON        PAID-IN-        STOCK         RETAINED
                                        SHARES         STOCK         CAPITAL        OPTIONS         DEFICIT        TOTAL
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998             9,034,868    $   451,743    $   (13,581)   $         -    $  (538,162)   $  (100,000)

Reverse stock split                   (8,905,798)      (445,290)       445,290              -              -              -
Stock Options issued for reduction
   of payable to shareholder                   -              -              -              -              -        100,000
Shares issued for services               220,000         11,000          9,000              -              -         20,000
Net income                                     -              -              -              -              -              -
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999               349,070         17,453        440,709        100,000       (538,162)        20,000

Shares issued for cash                   560,000         28,000        532,000              -              -        560,000
Shares issued for acquisition
   of oil and gas properties             625,000         31,250         31,250              -              -         62,500
Shares issued for services             1,000,000         50,000         50,000              -              -        100,000
Net loss                                       -              -              -              -       (119,416)      (119,416)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000            2,534,070    $   126,703    $ 1,059,959    $   100,000    $  (657,578)   $   623,084
                                     ============   ============   ============   ============   ============   ============

                                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                               OF THESE FINANCIAL STATEMENTS.

                                 KEYSTONE SILVER MINES, INC.
                                   Statements of Cash Flows
                    For the Nine Months Ended September 30, 2000, and 1999
                                         (Unaudited)

                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                     2000            1999
                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         (119,416)              -
   Adjustment to reconcile net loss to net cash
      Provided by operating activities
         Depreciation, depletion, and amortization                     3,536               -
         Services acquired with common stock                         100,000               -
         Changes in assets and liabilities:
               Increase in account receivable, related party          (6,780)              -
   Net cash flows provided by operating activities                         -               -
                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                 (20,000)              -

CASH FLOWS FROM FINANCING ACTIVITIES                                 560,000               -

NET INCREASE IN CASH                                                 540,000               -

CASH, beginning                                                            -               -

CASH, ending                                                    $    517,340               -
                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES

       Shares issued for services related to organization costs                       20,000
                                                                                -------------

       Shares issued for acquisition of oil and gas properties        62,500               -
                                                                -------------

       Shares issued for services                                    100,000               -
                                                                -------------

       Options issued for reduction in payable to shareholder              -               -

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                OF THESE FINANCIAL STATEMENTS.

                           KEYSTONE SILVER MINES, INC.
                          Notes to Financial Statements


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements included in this report have been prepared by Keystone Silver Mines, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant.

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

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)


         Depreciation, depletion, and amortization of the cost of proved producing oil and gas properties, including wells and related equipment and facilities, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation, depletion, and amortization was $536 for the nine months ended September 30, 2000. There was no depreciation, depletion, or amortization for the year ended December 31, 1999.

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


NOTE C - RELATED PARTY TRANSACTIONS

         At December 31, 1998, the Company had an outstanding payable due to a majority shareholder totaling $100,000. During the year ended December 31, 1999, an agreement was entered into with Jeff Johnson, whereby he would obtain controlling interest in the Company. Mr. Johnson paid $100,000 directly to the shareholder. Pursuant to the agreement, the Company's capital structure was reorganized as discussed at NOTE A and Mr. Johnson received an option to purchase 5,000,000 shares of common stock at $.05 per share. (NOTE F - As of September 30, 2000, Mr. Johnson has not exercised this option, however, Mr. Johnson holds a 64% interest in the Company as of September 30, 2000.)

         Jeff Johnson, president and shareholder of the Company, is the sole shareholder of Scope Operating Company. Scope Operating Company is the operator for the Company's oil and gas property. Scope Operating Company receives the oil and gas revenue and pays the direct operating expenses of the property. The summary of transactions between Scope Operating Company and the Company for the nine months ended September 30, 2000, and the year ended December 31, 1999, are as follows:

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2000            1999

         Oil and gas revenue-working interest       $ 14,025          $   -
         Less:  lease operating expenses            $  7,245          $   -
         Net income remitted to the Company         $  6,780          $   -


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

         The Company had an account receivable balance from Scope Operating Company in the amount of $6,780 at September 30, 2000.

         Additionally, the Board of Directors of the Company authorized two loans To Scope Operating Company, each for $10,000.00, the first on September 15, 2000 and the second on September 20, 2000. Both notes are due in on year from the date of issue with interest at the rate of 10% per annum, principal and interest all due on the due date. Scope Operating operates the properties in which Keystone has a working interest. The purpose of the loans were for working capital for Scope Operating.

NOTE D - ORGANIZATION COSTS

         Costs incurred to accomplish the changes in the capital structure have been capitalized as organization costs. These costs will be amortized over sixty months beginning in January 2000. During the nine months ended September 30, 2000, the Company incurred amortization expense in the amount of $3,000.


NOTE E - FEDERAL INCOME TAX AND DEFERRED FEDERAL INCOME TAX

         Due to a net operating loss, the Company currently has no liability for the state or federal income taxes. The Company has no significant temporary differences between financial statement carrying amounts and their respective tax basis resulting in deferred taxes. A deferred tax asset of $22,296 related to the net operating loss carryforward has been recorded; however, a valuation allowance has been provided for the entire balance of this deferred tax asset. Therefore, the provision for income taxes for the nine months ended September 30, 2000, and the year ended December 31, 1999, is zero. The Company has an aggregate net operating loss carryforward of $119,416. The net operating loss carryforward will expire in 2020.

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

         As a part of the agreement with Jeff Johnson (NOTE C), options were issued for the purchase of 5,025,000 shares of post-split common stock at $0.05 per share. Jeff Johnson receive 5,000,000 of the options and various other individuals received the remaining 25,000 options. The options expire August 9, 2001. As of September 30, 2000, none of the options have been exercised.


NOTE G - CONCENTRATIONS

         One customer accounted for all of the Company's oil and gas sales for the nine months ended September 30, 2000.

Item 2. Plan of Operation

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

As of September 30, 2000, the Company had 2,534,070 shares of common stock outstanding. 149,070 of those common shares are free-trading. The balance of the common shares outstanding are unregistered and restricted having been issued pursuant to Section 4(2) of the Securities & Exchange Act of 1933, as amended. These shares are commonly referred to as "restricted stock" which under certain circumstances may, in the future, be sold in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on NASD or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

Also, on August 9, 1999, the Company authorized certain stock options as follows:

To S. Jeff Johnson, an option to purchase 5,000,000 shares at $.05 at any time within 2 years of August 9, 1999; to Harry F. Magnuson, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Terry Dunne, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Mark Absec, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; to Dennis O'Brien, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999 to R. M. MacPhee, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; and to Thomas R. Magnuson, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999. None of these options had been exercised as of September 30, 2000.

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

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On August 9, 1999, the Company authorized certain stock options as follows:

To S. Jeff Johnson, an option to purchase 5,000,000 shares at $.05 at any time within 2 years of August 9, 1999; to Harry F. Magnuson, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Terry Dunne, an option to purchase 11,500 shares at $.05 at any time within 2 years of August 9, 1999; to Mark Absec, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; to Dennis O'Brien, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999 to R. M. MacPhee, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999; and to Thomas R. Magnuson, an option to purchase 500 shares at $.05 at any time within 2 years of August 9, 1999. None of these options had been exercised as of September 30, 2000.

S. Jeff Johnson who received this option is President and owns 64% of the outstanding stock in the Company. He is also President and the sole shareholder of Scope Operating Company which is the company acting as the operator of the Company's oil and gas properties. Scope Operating Company receives oil and gas revenue and pays the direct operating expenses of the oil and gas properties in which the Company has an interest.

During the third quarter, the Company entered into a stock purchase agreement to sell common stock pursuant to Section 4(2) of the Securities & Exchange Act of 1933. The stock was sold to the following investors at $1.00 per share and a total of $560,000.00 was raised which was paid into the Company treasury. The stock is restricted and contains a legend condition and is not to be registered. A copy of the Stock Purchase Agreement is attached hereto as Exhibit 1. The names, addresses, number of shares purchased and the amount paid by each investor is set forth below:

Kevin Allodi
11445 79th Street
Burr Ridge, IL 60525            500,000 shares with $500,000.00 cash paid

John Austin
763 Holly Oak Drive
Palo Alto, CA 94303             15,000 shares with $15,000.00 cash paid

Eugene Baron
24061 Majestic
Oak Park, MI 48237              10,000 shares with $10,000.00 cash paid

Lena Hoffman
42160 Woodward, Apt. 19
Bloomfield, MI 48304            10,000 shares with $10,000.00 cash paid

Jerome Katz
1701 Strathcona Drive
Detroit, MI 48203                5,000 shares with $5,000.00 cash paid

Arnold Miles
31150 E. Huntley Sq.
Beverly Hills, MI 40825         10,000 shares with $10,000.00 cash paid

Robert Netzei
2700 Colonial Way
Bloomfield Hills, MI 48304      10,000 shares with $10,000.00 cash paid

Item 3. Defaults upon Senior Securities

None

Item 4. Submission to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K




         Ex 1. Stock Purchase Agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized Section 12 of the Securities Exchange Act of 1934, the registrant

Dated: November 10, 2000


By: /s/ S. Jeff Johnson
---------------------------------
S. Jeff Johnson
Chief Executive Officer, Director