Form 10QSB/A
period 2000-06-30
KEYSTONE SILVER MINES INC
filed 2001-01-04
CIK 1119327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  Amendment No. 1


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


                          KEYSTONE SILVER MINES, INC.
                                 BALANCE SHEETS
                        JUNE 30, 2000 & JUNE 30, 1999
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                        JUNE 30, 2000 JUNE 30, 1999
CURRENT ASSETS
     Account Receivable, related party                                     $   2,654     $     -
                                                                           ----------    ---------

PROPERTY AND EQUIPMENT
     Oil and gas properties (successful efforts)                              82,500           -
     Less accumulated depreciation, depletion, and amortization                2,368           -
                                                                           ----------    ---------
          NET PROPERTY AND EQUIPMENT                                          80,132           -
                                                                           ----------    ---------

OTHER ASSETS
      Deferred tax asset, net of allowance of $22,296                              -            -
                                                                           ----------    ---------
          TOTAL OTHER ASSETS                                                       -            -
                                                                           ----------    ---------

                                                                           $  82,786    $       -
                                                                           ==========   ==========


                                   LIABILITIES
                                   -----------
                                                                         JUNE 30, 2000   JUNE 30, 1999

TOTAL LIABILITIES                                                          $       -     $ 100,000

SHAREHOLDERS' EQUITY
     Common stock,$ 0.05 par, 10,000,000 shares
        authorized, 1,974,070 and 9,034,868 shares
        outstanding, respectively                                             98,703       451,743
     Additional paid-in-capital                                              521,959      ( 13,581)
     Outstanding stock options                                               100,000             -
     Retained deficit                                                       (637,876)     (538,162)
                                                                           ----------    ----------
           TOTAL SHAREHOLDERS EQUITY                                          82,786             -
                                                                           ----------    ----------

                                                                           $  82,786     $       -
                                                                           ==========    ==========


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE UNAUDITED FINANCIAL STATEMENTS.

                           KEYSTONE SILVER MINES, INC.
                             STATEMENT OF OPERATIONS
             For the three months ending June 30, 2000 and 1999, and
                For the six months ending June 30, 2000 and 1999
                                   (UNAUDITED)

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

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)



                  Depreciation, depletion, and amortization of the cost of proved producing oil and gas properties, including wells and related equipment and facilities, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation, depletion, and amortization was $2,368 for the six months ended June 30, 2000. There was no depreciation, depletion, or amortization for the six months ended June 30, 1999.

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

                  The Company had an account receivable balance from Scope Operating Company in the amount of $2,654 at June 30, 2000.



NOTE D    -       FEDERAL INCOME TAX AND DEFERRED FEDERAL INCOME TAX

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

                           KEYSTONE SILVER MINES, INC.
                    Notes to Financial Statements (Continued)




NOTE E    -       COMMITMENTS AND CONTINGENCIES


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


NOTE F    -       CONCENTRATIONS


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

Oil production is from the Red Fork Sandstone at approximately 600 feet. The feature is a North East/South West trending sandbar with accumulations of over thirty feet of sand under some areas of the lease. Cores from an adjacent lease show the Red Fork to have an average porosity of 19% and an average permeability of 100 millidracys. 20,000 barrels have already been recovered. All 20,000 barrels were recovered with primary production methods.

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

Revenues received are divided by the payment of 12 1/2 % to the landowner and 87 1/2 % to Scope Operating Company. Scope Operating then deducts the lease operating expenses from the gross revenue and distributes the net proceeds to the Company, Keystone, and other working interest participants in the leasehold.

It should be noted that the Company at this juncture only receives income from one customer, Scope Operating Company and presently has no other source of income. Should Scope Operating Company not pay Scope Industries or should the price of oil decline substantially, the income of Scope Industries would be substantially reduced or could be eliminated entirely.

The Company has no exploration rights in any other property aside from the Felts Lease at this time.

Revenues
--------

Presently, the Company receives income its share of the production from the Felts Lease. For the six months ended June 30, 2000 gross income totaled $5,491.00 compared to no income from the period ended June 30, 1999 since at that time, the Company was in development stage. As noted, total gross income for the six month period was $5,491.00 resulting in a net operating loss of ($99,714.00) which resulted in a net loss attributable to common shareholders of ($.05) per share, basic and ($.01) diluted whereas for the six month period ended June 30, 1999, again, the Company had no income and no expenses thus resulting in no loss attributable to common shareholders.

There were no revenues for the year ended December 31, 1999 and no revenue for the year ended December 31, 1998 since the Company was in its development stage until the beginning of the year 2000. Because the Company had not yet started operations, it had no profit and no loss during either 1998 or 1999.

Operating Expenses
------------------

Sales, General and Administrative

         Selling, general and administrative costs were $105,205.00 for the six month period ended June 30, 2000 as compared to no expenses for the same nine month period ended June 30, 1999 representing an increase of 100%. This increase was primarily attributed to the fact that the Company had not yet started operations as of June 30, 1999 and was still in its development stage.

          There were no selling, general and administrative expense for the year ended December 31, 1999 and no expense during the year ended December 31, 1998.

Net Loss
--------

         Our net loss for the nine month period ended June 30, 2000 was ($99,714.00) as compared to no loss for the nine month period ended June
30, 1999, representing a 100% increase in the loss. The increase in net loss was primarily attributable to the fact that the Company was in its development stage during 1999 and had no income and little expense. Loss per common share for the six month period ended June 30, 2000 was ($0.05) as compared to a ($0.00) loss per common share for the six months ended June 30, 1999. This increase in loss per common share was attributable to the fact that the Company had not yet commenced operations during the six month period ended June
30, 1999 and thus, a loss of less than 0.00% was attributable to shareholders for that period.

         There was no loss for the year ended December 31, 1999 or for the year ended December 31, 1998 since the business had not yet commenced. Thus, there was no loss per common share for the year ended December 31, 1999 or for the year ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

         We had no cash as of June 30, 2000 and no cash as of June 30, 1999. During the first six months of the year 2000, the Company had no cash from operating activities, no cash from investing activities and no cash from financing activities.

         We had no cash on hand as of December 31, 1999 and no cash as of December 31, 1998 because the Company did not start actual operations until the year 2000.

Our Capital Requirements
------------------------

         Our greatest cash requirements during the next two years will be the need for cash to purchase additional oil and gas properties.

         We are seeking to fund activities and other operating needs in the next two years from funds to be obtained through private equity sources.

         Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from our oil and gas production. We may obtain future funding through new private financing and public offerings of debt and equity securities.

Forward Looking Statements:

This Quarterly Report on Form 10-QSB may be deemed to contain forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of suppliers, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Dated: December 20, 2000



By: /s/ S. Jeff Johnson
---------------------------
S. Jeff Johnson
Chief Executive Officer, Director